Form 10-K
period 1997-12-31
PROVIDENT BANK HOME EQUITY LOAN TRUST 1997 2
filed 1999-08-19
CIK 1041686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 1997

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

          Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1997: NOT APPLICABLE.

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

          (b) Holders. The number of registered holders of all classes of Certificates on December 31, 1998 was: 11.

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

          As of December 31, 1997, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities:


          Chase Manhattan Bank/Chemical
          Series 1997-2
          Class A1
          $27,881,000
          100%

          Chase Manhattan Bank/Chemical
          Series 1997-2
          Class A2
          $19,753,000
          100%

          Marta Hoosain
          Citibank, N.A.
          P.O. Box 30576
          Tampa, Florida 33630
          Series 1997-2
          Class A3
          $10,296,000
          100%

          Citibank, N.A.
          P.O. Box 30576
          Tampa, Florida 33630
          Series 1997-2
          Class A4
          $12,070,000
          100%

          Cecile Lamarco
          Bank of New York The
          925 Patterson Plank Road
          Secaucus, New Jersey 07094
          Series 1997-2
          Class A6
          $50,000,000
          31%

          John Lasher
          Bankers Trust Company
          C/O BT Services Tennessee Inc.
          648 Grassmere Park Drive
          Nashville, Tennessee 37211
          Series 1997-2
          Class A6
          $43,000,000
          27%

          Constance Holloway
          Boston Safe Deposit & Trust Company
          C/O Mellon Bank N.A.
          Three Mellon Bank Center, Room 153-3
          Pittsburgh, PA 15259
          Series 1997-2
          Class A6
          $20,000,000
          13%

          Anthony Pla'
          Republic National Bank of New York Inv
          One Hanson Place, Lower Level
          Brooklyn, New York 11243
          Series 1997-2
          Class A6
          $20,000,000
          13%

          Marine Treasury Inv
          HSBC Bank USA/Treasury Investment
          140 Broadway - Level A
          New York, New York 10015
          Series 1997-2
          Class A6
          $20,000,000
          13%


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

          ITEM 13.  Certain Relationships and Related Transactions.

          (a) Transactions with management and others. Registrant knows of no transaction or series of transactions during the fiscal year ended December 31, 1997, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000 involving the Registrant in which the Certificateholders identified in Item 12(a) had or will have a direct or indirect material interest. There are no persons of the types described in Item 404(a)(1),(2) and (4) of Regulation S-K, however, the information required by Item 404(a)(3) of Regulation S-K is hereby incorporated by reference in Item 12 herein.

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

          None

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


          Date:  August 12, 1999